Form 10-K
period 2005-12-31
Morgan Stanley ABS Capital I Inc. MSDWCC HELOC Trust 2005-1
filed 2006-03-30
CIK 1315542

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number: 333-113543-23


        Morgan Stanley ABS Capital I Inc.
        (as Depositor under the Indenture dated as of January 1, 2005, providing for the issuance of HELOC Asset Backed Notes, Series 2005-1)

     (Exact name of registrant as specified in its charter)


   Delaware                                           13-3939229
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)



   1585 Broadway
   New York, NY                                10036
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (212) 761-4000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.



                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.



                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 26.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.



                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Morgan Stanley Credit Corporation, as Servicer f/k/a Morgan Stanley Dean Witter Credit Corp. <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Morgan Stanley Credit Corporation, as Servicer f/k/a Morgan Stanley Dean Witter Credit Corp.<F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Morgan Stanley Credit Corporation, as Servicer f/k/a Morgan Stanley Dean Witter Credit Corp.<F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Morgan Stanley ABS Capital I Inc.
    (Registrant)


  Signed: Morgan Stanley Dean Witter Credit Corp. as Servicer

  By: /s/ Kevin Norris

      Kevin Norris, Senior Vice President - Admin

  Dated: March 30, 2006




  Exhibit Index

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Morgan Stanley Credit Corporation, as Servicer f/k/a Morgan Stanley Dean Witter Credit Corp. <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Morgan Stanley Credit Corporation, as Servicer f/k/a Morgan Stanley Dean Witter Credit Corp.<F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Morgan Stanley Credit Corporation, as Servicer f/k/a Morgan Stanley Dean Witter Credit Corp.<F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.





  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Re: The Servicing Agreement dated as of January 1, 2005, among Morgan Stanley Dean Witter Credit Corporation, as Servicer, MSDWCC HELOC Trust 2005-1, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee

  I, Kevin Norris, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the Indenture Trustee by the servicer under the servicing agreement for inclusion in these reports is included in these reports;

  4. Based upon my knowledge and upon the annual compliance statement included in the report and delivered to the Indenture Trustee in accordance with the terms of the servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers that is included in these reports.


     Date: March 30, 2006

     /s/ Kevin Norris
     Signature

     Senior Vice President - Admin
     Title




  EX-99.1
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Morgan Stanley Credit Corporation
Riverwoods, Illinois

We have examined management's assertion that Morgan Stanley Credit Corporation (the "Company") has complied as of and for the year ended November 30, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion dated February 20, 2006 for the consumer loans sold to MSDWCC HELOC Trust 2005-1. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended November 30, 2005, is fairly stated, in all material respects, based on the criteria set forth in Appendix A.


/s/ Deloitte & Touche LLP

February 24, 2006
Chicago, Illinois




  EX-99.2
MORGAN STANLEY
CREDIT CORPORATION

Michael J. Gillespie
Accounting Director


Management's Assertion


As of and for the year ended November 30, 2005, Morgan Stanley Credit Corporation (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for mortgage loans being serviced as set forth in Appendix A (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, Morgan Stanley had in effect a fidelity bond in excess of $20 million and an errors and omissions policy in the amount of $5 million under which the Company was covered.



/s/ Kevin Rodman
Kevin Rodman
President


/s/ Kevin Norris
Kevin Norris
Vice President Operations


/s/ Mike Gillespie
Mike Gillespie
Chief Financial Officer



February 20, 2006


2500 Lake Cook Road, 1 East Riverwoods, Illinois 60015 Tel (224) 405-1903


(PAGE)


MORGAN STANLEY CREDIT CORPORATION


APPENDIX A
MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE
BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS


  I. CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
          * be mathematically accurate;
          * be prepared within forty-five (45) calendar days after the cutoff date;
          * be reviewed and approved by someone other than the person who prepared the reconciliation; and
          * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

 II. MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.



2500 Lake Cook Road, 1 East, Riverwoods, Illinois 60015 Tel (224) 405-1903


(PAGE)


MORGAN STANLEY CREDIT CORPORATION



    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

 IV. INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

  V. MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.



2500 Lake Cook Road, 1 East, Riverwoods, Illinois 60015 Tel (224)405-1903

(PAGE)


MORGAN STANLEY CREDIT CORPORATION


     2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


 VI. DELINQUENCIES

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



2500 Lake Cook Road, 1 East, Riverwoods, Illinois 60015 Tel (224) 405-1903





  EX-99.3
MORGAN STANLEY
CREDIT CORPORATION

Kevin Farley
Assistant Vice President
Officer's Certificate
HELOC Asset-Backed Notes Series 2005-1

Pursuant to Section 3.10 of the Servicing Agreement dated as January 1, 2005 among Morgan Stanley Credit Corporation, formerly known as Morgan Stanley Dean Witter Credit Corporation, as seller and servicer (referred to herein in such capacity as the "Servicer"), and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee, the undersigned, hereby states that:

(1) A review of the activities of the Servicer and of its performance under the Servicing Agreement during the fiscal year ended November 30, 2005, has been made under my supervision; and

(2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.


MORGAN STANLEY
CREDIT CORPORATION

By /s/ Douglas J. Bush
   Douglas J. Bush

Title  Vice President

Dated as of December 31, 2005


By /s/ David Bianucci
David Bianucci

Title  Senior Vice President

Dated as of December 31, 2005


2500 Lake Cook Road, Building 1 3C, Riverwoods, Illinois 60015 Tel (224)405-2391





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   L                                796,383.86                  0.00                 0.00              15,069,017.34
   Note                          22,793,486.35        174,444,214.02                 0.00             579,205,785.98
   O                                      0.00                  0.00                 0.00               9,420,625.69